Form 10QSB/A
period 2000-05-31
S D E HOLDINGS 2 INC
filed 2002-08-23
CIK 1110282

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: May 31, 2000

                         Commission file number 000-30129

                               S.D.E. HOLDINGS 2, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                  84-1529309
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


                       7609 Ralston Road, Arvada, CO 80002
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (303) 422-8127
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

As of May 31, 2000 1,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                              SDE HOLDINGS 2, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MAY 31, 2000
                                   (UNAUDITED)


                                                                    S.D.E. HOLDINGS 2 INC.
                                                                 (A Development Stage Company)
                                                                        BALANCE SHEETS



                                                                            ASSETS

                                                                                 May 31,            February 29,
                                                                                  2000                  2000
                                                                           ------------------    -----------


CURRENT ASSETS, Cash                                                       $            1,495    $           -
                                                                           ==================    =============



                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES, Payable to related parties                            $            2,220    $               20
                                                                           ------------------    ------------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT):


     Common stock, $.001 par value, 25,000,000 shares
authorized, 1,000,000 shares  issued and
outstanding                                                                             1,000                 1,000
     Stock subscription receivable                                                     -                       (800)
     (Deficit) accumulated during the development stage                                (1,725)                 (220)
                                                                           ------------------    ------------------

                  Total Stockholders' Equity (Deficit)                                   (725)                  (20)
                                                                           ------------------    ------------------

                                                                           $            1,495    $           -

                                                                           ==================    =============
  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                                                    S.D.E. HOLDINGS 2 INC.
                                                                 (A Development Stage Company)
                                                                   STATEMENTS OF OPERATIONS






                                                                                               Cumulative
                                                                                                  from
                                                                                               January 19,
                                                                                                  2000
                                                                          For the Three        (Inception)
                                                                           Months Ended            to
                                                                             May 31,              May 31,
                                                                                2000              22000
                                                                        ----------------- -------------

REVENUE
     Interest income                                                    $          -        $          -
                                                                        -----------------   ------------

EXPENSES:
     General and administrative                                                     1,505               1,725
                                                                        -----------------   -----------------

                  Total Expenses                                                    1,505               1,725
                                                                        -----------------   -----------------

NET (LOSS)                                                              $          (1,505)  $          (1,725)
                                                                        =================   =================


NET (LOSS) PER COMMON SHARE - BASIC                                     $          *
                                                                        ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES    OUTSTANDING                         1,000,000
                                                                        =================

*Less than $(.01)

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS




                                                                    S.D.E. HOLDINGS 2 INC.
                                                                 (A Development Stage Company)
                                                                   STATEMENTS OF CASH FLOWS


                                                                                                    Cumulative
                                                                                                       from
                                                                                                    January 19,
                                                                                                       2000
                                                                             For the Three          (Inception)
                                                                             Months Ended               to
                                                                                May 31,               May 31,
                                                                                  2000                  2000
                                                                          -----------------     ------------


CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss) from operations                                           $          (1,505)    $          (1,725)
     Adjustments to reconcile net (loss) to net cash provided by operating activities:
        Changes in:
         Payable to related parties                                                   2,200                 2,220
                                                                          -----------------     -----------------

                  Net Cash Provided by Operating Activities                             695                   495
                                                                          -----------------     -----------------



CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Collection of subscription receivable                                              800                   800
     Common stock issued for cash                                                    -                        200
                                                                          -----------------     -----------------

                  Net Cash Provided by Financing Activities                             800                 1,000
                                                                          -----------------     -----------------



NET INCREASE (DECREASE) IN CASH                                                       1,495                 1,495

CASH, beginning of period                                                            -                     -
                                                                          -----------------     ------------

CASH, end of period                                                       $           1,495     $           1,495
                                                                          =================     =================

  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             S.D.E. HOLDINGS 2 INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended May 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10 filed with the Securities and Exchange Commission for the period ended February 29, 2000.

NOTE 2 - RELATED PARTY TRANSACTIONS

In March 2000 the Company received advances of $2,200 from stockholders and $800 of which satisfied the subscription receivable.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and no current assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Three Month Period Ended May 31, 2000 compared to same period in 1999
- ------------------------------------------------------------------------------

     The Company had no operations or revenues for the three month period ended May 31, in 2000 or 1999. The Company incurred general and administrative expenses of $1,505 in the three month period in 2000. The Company had a loss in the three month period in 2000 ($1,505). The loss per share was nominal in the period in 2000.

     (a) Plan of Operation. S.D.E. Holdings 2, Inc. (the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter.

transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     (b) Liquidity and Capital Resources. At May 31, 2000, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgements remain unsatisfied, and are carried as liabilities in the balance sheet.

Item 2. Changes in Securities.
- - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are necessary for this filing.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

 SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     S.D.E. Holdings 2, Inc.


Date: August 22, 2002
                                                   /s/Scott Deitler
                                                    ------------------
                                                    Scott Deitler, President