Form 10QSB
period 2001-05-31
S D E HOLDINGS 2 INC
filed 2003-01-22
CIK 1110282

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: May 31, 2001

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

Yes X  No

As of May 31, 2001 1,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                              SDE HOLDINGS 2, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  MAY 31, 2001
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

MichaelB. Johnson C.P.A.                               Telephone: (303) 796-0099
Member A.I.C.P.A.                                      Fax:       (303) 796-0137
Colorado Society of C.P.A.'s


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
SDE Holdings 2, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of SDE Holdings 2, Inc. for May 31, 2001 and the related statement of operations and cash flows for the three-months ended May 31, 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended May 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
May 4, 2002

/s/Michael Johnson & Co., LLC



                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)




                                                                                  May 31,                 February 29,
                                                                                   2001                       2001
                                                                             ------------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                    $ -                        $ -
                                                                             ------------------         ------------------

Total Current Assets                                                                         -                          -
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                               $ -                        $ -
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable - Related Party                                                   $ 1,234                    $ 1,234
                                                                             ------------------         ------------------

Total Current Liabilities                                                                1,234                      1,234
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.001 Par Value, 25,000,000 shares
   authorized, 1,000,000 shares issued and outstanding                                   1,000                      1,000
Deficit accumulated during the development stage                                        (2,234)                    (2,234)
                                                                             ------------------         ------------------

Total Stockholders' Deficit                                                             (1,234)                    (1,234)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ -                        $ -
                                                                             ==================         ==================


See Accountant's Review Report


                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unuadited)


                                                                                                January 19, 2000
                                                             Three-Months Ended                  (Inception) to
                                                                  May 31,                            May 30,
                                                         2001                 2000                      2001
                                                         ----                 ----                      ----

Revenue
   Revenue                                                $ -                  $ -                         $ -
                                                    ---------            ---------                    --------
Total Income                                                -                    -                           -

Operating Expenses
    General and Administrative                              -                1,512                       2,234
                                                    ---------            ---------                    --------
Total Expenses                                              -                1,512                       2,234
                                                    ---------            ---------                    --------
Net Loss From Operations                                    -               (1,512)                     (2,234)
                                                    ---------            ---------                    --------
Other Income
   Interest Income                                          -                    -                           -
                                                    ---------            ---------                    --------
Net Loss                                                  $ -             $ (1,512)                   $ (2,234)
                                                    =========            =========                    ========
Per Share Information:

   Weighted average number of
     common shares outstanding                      1,000,000            1,000,000
                                                    ---------            ---------
Net Loss per Common Share                            *                    *
                                                    =========            =========
* Less than $.01

See Accountant's Review Report



                            S.D.E. HOLDINGS 2, INS.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                  May 31, 2001
                                  (Unaudited)


                                                                                                        Deficit
                                                                                                         Accumulated
                                                                                     Additonal         During the
                                                        Common Stock                  Paid-In         Development
                                                # of Shares        Amount             Capital            Stage               Totals
                                                -----------        ------             -------            -----               ------

Balance - January 19, 2000                                 -              $ -                $ -                $ -             $ -

Issuance for cash February 21, 2000                1,000,000            1,000                  -                  -           1,000

Net Loss for Period                                        -                -                  -               (220)           (220)
                                                   ---------          -------              -----           --------        ---------
Balance - February 29, 2000                        1,000,000            1,000                  -               (220)            780
                                                   ---------          -------              -----           ---------
Net Loss for year                                          -                -                  -             (2,014)         (2,014)
                                                   ---------          -------              -----           ---------       ---------
Balance - February 28, 2001                        1,000,000            1,000                  -             (2,234)         (1,234)
                                                   ---------          -------              -----           ---------       ---------
Net Loss for Period                                        -                -                  -                  -               -
                                                   ---------          -------              -----           ---------       ---------
Balance - May 31, 2001                             1,000,000          $ 1,000                $ -           $ (2,234)       $ (1,234)
                                                   =========          =======              =====           =========       =========

See Accountant's Review Report



                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                                                             January 19, 2000
                                                                            Three-Months Ended                (Inception) to
                                                                                  May 31,                         May 31,
                                                                            2001              2000                 2001
                                                                            ----              ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                    $ -           $ (1,512)               $ (2,234)
Increase in Accounts Payable                                                  -              1,512                   1,234
                                                                           -----          --------                --------
Net Cash Flows Used by Operating Activities                                   -                  -                  (1,000)
                                                                           -----          --------                --------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                                   -                  -                   1,000
                                                                           -----          --------                --------
Net Cash Flows Provided by Financing Activities                               -                  -                   1,000
                                                                           -----          --------                --------
Net Increase (Decrease) in Cash                                               -                  -                       -
                                                                           -----          --------                --------
Cash and cash equivalents - Beginning of period                               -                  -                       -
                                                                           -----          --------                --------
Cash and cash equivalents - End of period                                   $ -                $ -                     $ -
                                                                           =====          ========                ========


Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                $ -                $ -                     $ -
                                                                           =====          ========                ========
      Cash paid for Income Taxes                                            $ -                $ -                     $ -
                                                                           =====          ========                ========

See Accountant's Review Report

                              SDE HOLDINGS 2, INC.
                          Notes to Financial Statements
                                  May 31, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of SDE Holdings 2, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of May 31, 2001 and the results of operations for the three-months ended May 31, 2001 and 2000, and cash flows for the three-months ended May 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended February 28, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and no current assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Three Month Period Ended May 31, 2001 compared to same period in 2000
- - ----------------------------------------------------------------------------

     The Company had no operations or revenues for the three month period ended May 31, in 2001 or 2000. The Company incurred no general and administrative expenses in the period in 2001 as compared to $1,512 in the three month period in 2000. The Company had no loss in the three month period in 2001 and in 2000 the company's loss was ($1,512). The loss per share was none in the period in 2001 and nominal in 2000.

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

     (b) Liquidity and Capital Resources. At May 31, 2001 , the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgements remain unsatisfied, and are carried as liabilities in the balance sheet.

Item 2. Changes in Securities.
- - - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - - -----------------------------------------

         (a) Exhibits

         SK# 99.14 Sarbanes Oxley Certification

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     S.D.E. Holdings 2, Inc.


Date: January 13, 2002
                                                   /s/Scott Deitler
                                                    ------------------
                                                    Scott Deitler, President