Form 10QSB
period 2001-08-30
S D E HOLDINGS 2 INC
filed 2003-01-22
CIK 1110282

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: August 31, 2001

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

Yes X  No

As of August 31, 2001 1,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                              SDE HOLDINGS 2, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2001
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237


Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
SDE Holdings 2, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of SDE Holdings 2, Inc. for August 31, 2001 and the related statement of operations and cash flows for the three-months ended August 31, 2001 and 2000, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended August 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
May 4, 2002
/s/Michael Johnson & Co., LLC



                              SDE HOLDINGS 2, INC.
                         (A Development Stage company)
                            Statement of Cash Flows
                                  (Unaudited)





                                                                                August 31,                 February 28
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
                                                                             ==================         ==================

See Accountant's Review Report



                              SDE HOLDINGS 2, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                     January 19, 2000
                                       Three-Months Ended                Six-Months Ended            (Inception) to
                                           August 31,                       August 31,                 August 31,
                                      2001            2000             2001            2000              2001
                                      ----            ----             ----            ----              ----

Revenue
   Revenue                                 $ -            $ -              $ -             $ -                $ -
                                     ---------      ---------        ---------       ---------           --------
Total Income                                 -              -                -               -                  -

Operating Expenses
    General and Administrative               -              -                -           1,512              2,234
                                     ---------      ---------        ---------       ---------           --------
Total Expenses                               -              -                -           1,512              2,234
                                     ---------      ---------        ---------       ---------           --------
Net Loss From Operations                     -              -                -          (1,512)            (2,234)
                                     ---------      ---------        ---------       ---------           --------
Other Income
   Interest Income                           -              -                -               -                  -
                                     ---------      ---------        ---------       ---------           --------
Net Loss                                   $ -            $ -              $ -        $ (1,512)          $ (2,234)
                                     =========      =========        =========       =========           ========
Per Share Information:

   Weighted average number of
     common shares outstanding       1,000,000      1,000,000        1,000,000       1,000,000
                                     ---------      ---------        ---------       ---------
Net Loss per Common Share               *               *                *               *
                                     =========      =========        =========       =========
* Less than $.01

See Accountant's Review Report


                              SDE HOLDING 2, INC.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                August 31, 2001
                                  (Unaudited)


                                                                                                       Deficit
                                                                                                       Accumulated
                                                                                     Additonal         During the
                                                        Common Stock                  Paid-In          Development
                                                # of Shares        Amount             Capital            Stage               Totals
-

Balance - January 19, 2000                                 -              $ -                $ -                $ -             $ -

Issuance for cash February 21, 2000                1,000,000            1,000                  -                  -           1,000

Net Loss for Period                                        -                -                  -               (220)           (220)
                                                   ---------          -------               ----           --------       ----------
Balance - February 29, 2000                        1,000,000            1,000                  -               (220)            780
                                                   ---------          -------               ----           --------       ----------
Net Loss for year                                          -                -                  -             (2,014)         (2,014)
                                                   ---------          -------               ----           --------       ----------
Balance - February 29, 2001                        1,000,000            1,000                  -             (2,234)         (1,234)
                                                   ---------          -------               ----           --------       ----------
Net Loss for Period                                        -                -                  -                  -               -
                                                   ---------          -------               ----           --------       ----------
Balance - August 31, 2001                          1,000,000          $ 1,000                $ -           $ (2,234)       $ (1,234)
                                                   =========          =======               ====           ========       ==========

See Accountant's Review Report


                              SDE HOLDINGS 2, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                                                 January 19, 2000
                                                                      Six-Months Ended           (Inception) to
                                                                         August 31,                 August 31,
                                                                   2001             2000              2001
                                                                   ----             ----              ----

Cash Flows from Operating Activities:
Net Loss                                                               $ -          $ (1,512)           $ (2,234)
Increase in Accounts Payable                                             -             1,512               1,234
                                                                      ----          --------            --------
Net Cash Flows Used by Operating Activities                              -                 -              (1,000)
                                                                      ----          --------            --------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                              -                 -               1,000
                                                                      ----          --------            --------
Net Cash Flows Provided by Financing Activities                          -                 -               1,000
                                                                      ----          --------            --------
Net Increase (Decrease) in Cash                                          -                 -                   -
                                                                      ----          --------            --------
Cash and cash equivalents - Beginning of period                          -                 -                   -
                                                                      ----          --------            --------
Cash and cash equivalents - End of period                              $ -               $ -                 $ -
                                                                      ====          ========            ========


Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                           $ -               $ -                 $ -
                                                                      ====          ========            ========
      Cash paid for Income Taxes                                       $ -               $ -                 $ -
                                                                      ====          ========            ========

See Accountant's Review Report

                              SDE HOLDINGS 2, INC.
                          Notes to Financial Statements
                                 August 31, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of SDE Holdings 2, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2001 and the results of operations for the three-months and six-months ended August 31, 2001 and 2000, and cash flows for the six-months ended August 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

Results of Operation for the Three Month Period Ended August 31, 2001 compared to same period in 2000.
--------------------------------------------------------------------------------

     The company had no revenues or operations in the quarter in 2001 nor 2000. The company incurred no expenses in the quarter in 2001 or 2000.

Results of Operations for the Six Month Period Ended August 31, 2001 compared to same period in 2000.
- - ----------------------------------------------------------------------------

     The Company had no operations or revenues for the six month period ended August 31, in 2001 or 2000. The Company incurred no general and administrative expenses in the period in 2001 compared to $1,512 in the six month period in 2000. The Company had no loss in the period in 2001 but had a ($1,512) loss in the six month period in 2000. The loss per share was none in the period in 2001 and nominal in the period in 2000.

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

     (b) Liquidity and Capital Resources. At August 31, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

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

         SK# 99.14 Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

 SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     S.D.E. Holdings 2, Inc.


Date: January 8, 2003
                                                   /s/Scott Deitler
                                                    ------------------
                                                    Scott Deitler, President