Form 10QSB
period 2001-11-30
S D E HOLDINGS 2 INC
filed 2003-01-22
CIK 1110282

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: November 30, 2001

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

Yes X  No

As of November 30, 2001 1,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                              SDE HOLDINGS 2, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (UNAUDITED)

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


We have reviewed the accompanying balance sheet of SDE Holdings 2, Inc. for November 30, 2001 and the related statement of operations and cash flows for the three-months ended November 30, 2001 and 2000, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended November 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of November 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
May 4, 2002

/s/Michael Johnson & Co., LLC



                              SDE HOLDINGS 2, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                               November 30,               February 28,
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
                                                                             ==================         ==================



See Accountant's Review Report



                              SDE HOLDINGS 2, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                                      January 19, 2000
                                       Three-Months Ended                 Nine-Months Ended           (Inception) to
                                          November 30,                      November 30,              November 30,
                                      2001            2000              2001            2000              2001
                                      ----            ----              ----            ----              ----

Revenue
   Revenue                                 $ -             $ -               $ -             $ -                $ -
                                     ---------       ---------         ---------       ---------           --------
Total Income                                 -               -                 -               -                  -

Operating Expenses
    General and Administrative               -             502                 -           2,014              2,234
                                     ---------       ---------         ---------       ---------           --------
Total Expenses                               -             502                 -           2,014              2,234
                                     ---------       ---------         ---------       ---------           --------
Net Loss From Operations                     -            (502)                -          (2,014)            (2,234)
                                     ---------       ---------         ---------       ---------           --------
Other Income
   Interest Income                           -               -                 -               -                  -
                                     ---------       ---------         ---------       ---------           --------
Net Loss                                   $ -          $ (502)              $ -        $ (2,014)          $ (2,234)
                                     =========       =========         =========       =========           ========
Per Share Information:

   Weighted average number of
     common shares outstanding       1,000,000       1,000,000         1,000,000       1,000,000
                                     ---------       ---------         ---------       ---------
Net Loss per Common Share               *               *                 *               *
                                     =========       =========         =========       =========



* Less than $.01

See Accountant's Review Report


                              SDE HOLDINGS 2, INC.
                         (A Devleopmant Stage Company)
                   Statement of Stockholdes' Equity (Deficit)
                               November 30, 2001
                                  (Unaudited)






                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additonal         During the
                                                 Common Stock                          Paid-In         Development
                                                # of Shares         Amount             Capital            Stage               Totals

Balance - January 19, 2000                                 -               $ -                $ -                $ -            $ -

Issuance for cash February 21, 2000                1,000,000             1,000                  -                  -          1,000

Net Loss for Period                                        -                 -                  -               (220)          (220)
                                                   ---------           -------               ----           --------       ---------
Balance - Februay 29, 2000                         1,000,000             1,000                  -               (220)           780
                                                   ---------           -------               ----           --------       ---------
Net Loss for year                                          -                 -                  -             (2,014)        (2,014)
                                                   ---------           -------               ----           --------       ---------
Balance - Februay 28, 2001                         1,000,000             1,000                  -             (2,234)        (1,234)
                                                   ---------           -------               ----           --------       ---------
Net Loss for Period                                        -                 -                  -                  -             -
                                                   ---------           -------               ----           --------       ---------
Balance - November 30, 2001                        1,000,000           $ 1,000                $ -           $ (2,234)      $ (1,234)
                                                   =========           =======               ====           ========

See Accounant's Review Report



                              SDE HOLDINGS 2, INC.
                         (A Devleopment Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                                                      January 19, 2000
                                                                      Nine-Months Ended                (Inception) to
                                                                         November 30,                    November 30,
                                                                    2001             2000                  2001

 Cash Flows from Operating Activities:
 Net Loss                                                               $ -          $ (2,014)           $ (2,234)
 Increase in Accounts Payable                                             -             2,014               1,234
                                                                       ----          --------            --------
 Net Cash Flows Used by Operating Activities                              -                 -              (1,000)
                                                                       ----          --------            --------
 Cash Flows from Financing Activities:
    Issuance of Common Stock                                              -                 -               1,000
                                                                       ----          --------            ---------
 Net Cash Flows Provided by Financing Activities                          -                 -               1,000
                                                                       ----          --------            ---------
 Net Increase (Decrease) in Cash                                          -                 -                   -
                                                                       ----          --------            ---------
 Cash and cash equivalents - Beginning of period                          -                 -                   -
                                                                       ----          --------            ---------
 Cash and cash equivalents - End of period                              $ -               $ -                 $ -
                                                                       ====          ========            =========


 Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                           $ -               $ -                 $ -
                                                                      ====           ========            =========
      Cash paid for Income Taxes                                       $ -               $ -                 $ -
                                                                      ====           ========            =========


See Accountant's Review Report

                              SDE HOLDINGS 2, INC.
                          Notes to Financial Statements
                                November 30, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of SDE Holdings 2, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2001 and the results of operations for the three-months and nine-months ended November 30, 2001 and 2000, and cash flows for the nine-months ended November 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended November 30, 2001 compared to same quarter in 2002.
--------------------------------------------------------------------------------

     The company had no revenue or business operations in the quarter in 2001 or 2000. The company incurred no expneses in the quarter in 2001 compared to $502 in the same quarter in 2000.

Results of Operations for the Nine Month Period Ended November 30, 2001 compared to same period in 2000.
- - ----------------------------------------------------------------------------

     The Company had no operations or revenues for the six month period ended November 30, in 2001 or 2000. The Company incurred no general and administrative expenses in 2001 cmopared to of $2,014 in the nine month period in 2000. The Company had no loss in the nine month period in 2001 compared to a loss of ($2,014) in the period in 2000. The loss per share was none in the period in 2001 and nominal in 2000.

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

     (b) Liquidity and Capital Resources. At November 30, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     S.D.E. Holdings 2, Inc.


Date: January 21, 2003
                                                   /s/Scott Deitler
                                                    ------------------
                                                    Scott Deitler, President