Form 10KSB
period 2002-02-28
S D E HOLDINGS 2 INC
filed 2003-02-04
CIK 1110282

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: February 28, 2002


                        Commission file number 000-30129

                              S.D.E. HOLDINGS 2, INC.
                               -------------------
                 (Name of small business issuer in its charter)

        Nevada                                      84-1529309
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                      7609 Ralston Road, Arvada, CO 80002
                    ----------------------------------------
                    (Address of principal executive offices)

                   Issuer's telephone number: (303) 422-8127
                                              --------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes       No   X
           ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's  revenues for its most recent fiscal year: $0

As of February 28, 2002, no shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There was no active trading market for the Company's Common Stock at February 28, 2002, and no quote was available.

The number of shares of Common Stock of the registrant outstanding as of February 28, 2002, were 1,000,000. Documents incorporated by reference. None

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         9
     Item 3.   Legal Proceedings                                               9
     Item 4.   Submission of Matters to a Vote of Security Holders             9


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        9
     Item 6.   Management's Discussion and Analysis or Plan of Operation      12
     Item 7.   Financial Statements                                           16
     Item 8. Changes in and Disagreements With Accountants on Accounting 16 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              16
     Item 10.  Executive Compensation                                         19
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 19
     Item 12.  Certain Relationships and Related Transactions                 21
     Item 13.  Exhibits and Reports on Form 8-K                               21


SIGNATURES                                                                    22

PART I

Item 1 - Description of Business

Background

     The Company was incorporated under the laws of the State of Nevada on January 19, 2000, and is in the early developmental and promotional stages. To date the Company's activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company was formed to seek business opportunities and is currently a "shell" with no business. The Company has no commercial operations as of date hereof. The Company has no full-time employees and owns no real estate.

General Business Plan

        The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the oExchange Acto). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

        The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

        The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

        The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

        The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

        Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

        The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

        It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

Acquisition of Opportunities

        In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

        It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

        While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

        As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their share holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

        The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

        As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

        The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

     The Company has no full time employees. The Company's president, has agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

Investment Company Act of 1940

        The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act provides the definition of an "investment company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

        The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

        The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a otransiento investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

     Minimal Operating History or Revenue and Minimal Assets. The Company has had minimal operating history and no revenues or earnings from operations in the past two years. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

        Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

        Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

        No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

        Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

        Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

        Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

        Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

        Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

        Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

        Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

        Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

        Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

        Requirement of Audited  Financial  Statements  May  Disqualify  Business
Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Item 2 - Description of Property
- ---------------------------------

        The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company's mailing address is 7609 Ralston Road, Arvada CO, 80002 which is the office of M.A. Littman, the Company's attorney. This address is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this address arrangement will meet the Company's needs for the foreseeable future. No office space is needed.

Item 3 - Legal Proceedings
- ---------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Registrant's common stock is not in any market traded. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated.

Year Ended February 28, 2002
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                              No Quotes (Not Trading)
          2nd quarter
          3rd quarter
          4th quarter


Year Ended February 28, 2001:
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter
          2nd quarter                              No Quotes (Not Trading)
          3rd quarter
          4th quarter

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of February 28, 2002, there were 3 holders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

        Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

        In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements:
(i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion); (v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

        Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders

     There are 3 record holders of the Company's Common Stock. An aggregate of 1,000,000 shares of the issued and outstanding shares of the Company's Common Stock are "restricted" securities.

Dividends

        The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


Item 6 - Management's Discussion and Analysis or Plan of Operation
- -------------------------------------------------------------------

Plan of Operation

        The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter. For a complete description of the Company's plan of operation, see Item 1, "Description of Business."

        If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval. While any disclosure which may be provided to shareholders may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

 No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in the year ended February 28, 2002. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Results of Operations for the Year Ended February 28, 2002 Compared to Year Ended February 28, 2001.

     The Company had no revenues or operations in year ended February 28, 2002 or 2001. The Company incurred expenses of $651 in the year ended February 28, 2002 compared to $2,349 in miscellaneous expenses and accounting in the year ended February 28, 2001. The company had net loss in the year ended February 28, 2002 of ($651) compared to a net loss of ($2,349) in the year ended February 28, 2001. The loss per share was nominal in 2002 and in 2001.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans.

  Going concern

     The Company has incurred significant losses from operations for the year ended February 28, 2002, and such losses are expected to continue. In addition, the company has a working capital deficit of $2,220 for the year ended February 28, 2002. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Accounting for Goodwill and Other Intangibles" ("SFAS 141" and "SFAS 142", respectively). Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for under the purchase method of accounting and goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets acquired in a business combination that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001.

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

     In October 2001, FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

     The Company believes of these pronouncements will have no effect, on the consolidated financial position and results of operations as reported. The Company has adopted each of these standards for the first quarter of fiscal year 2003 and thereafter.

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

NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         Management hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

Item 7 - Financial Statements
- ------------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- ------------------------------------------------------------------------------
Financial Disclosure
- ---------------------

     In March, 2002, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements. The prior accountant was AJ Robbins, P.C.. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant or any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if no resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
- ------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
- --------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        Scott Deitler                    46                      President
        Wesley F. Whiting                70                      Secretary


        Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.

     Biographical Information

         Scott Deitler, age 48, President and director since 2001, received a B.A. in Business and Conservation from the University of Colorado in 1978. From 1987 to 1995, he was President and a director of Colorado Coin Co. in Boulder, Colorado. From 1993 to 1998, he was President of Ulta Travel, Inc., a travel agency. He was President and Director of J.S.J. Capital Corp. (1999-2000), J.S.J. Capital II, Inc. (1999-2000), J.S.J. Capital III, Inc. (1999-2000),
Investra Enterprises, Inc. (1999-2000), Advanced Ceiling Supplies, Inc. (1997-
2000), Marathon Marketing Corp. (1991-2000), S.D.E. Holdings 1 Inc. (2000), S.D.E. Holdings 2, Inc. (2000 to date) and S.D.E. Holdings 3 Inc. (2000-2002). He was Secretary and Director of Cross Check Corp. 1997-2000. All the above were companies without specific business, but which were seeking an acquisition or merger. Investra Enterprises, Inc. merged with Pathobiotek Diagnostics, Inc. in March 2000 and Cross Check Corp. merged with HouseholdDirect.com, Inc. in March 2000. Mr. Deitler resigned as an officer of Cross Check Corp. and Investra Enterprises, Inc. in March 2000. S.D.E. Holdings 3 Inc. merged with Global Assets and Services, Inc. in 2002, and he resigned as an officer and director. He sold his interest in Advanced Ceiling Supplies, Inc. in 2000 and resigned as an officer and director. Mr. Deitler sold his interests in J.S.J.
Capital I, II, and III in 2000 and resigned as an officer and director of the companies in 2000. He sold his interest in S.D.E. Holdings 1, Inc. and resigned as an officer and director in 2000.


         Wesley F. Whiting, Director, age 70. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and President, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Acquisition Lending, Inc. (2000 to date). He was director and Vice President of Utilitec, Inc, 1999 to 2001, and has been Vice President and director of Agro Science, Inc. since. 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002.


BIOGRAPHICAL INFORMATION


Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(s) forms they file.

Conflicts of Interest

        Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

        Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

        The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

        The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

        There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10 - Executive Compensation
- ---------------------------------

        None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

        It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

        It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

SHAREHOLDERS/                     NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                     PERCENTAGE
- ------------------------------------------------------------------------------
Scott A. Deitler
President & Director              100,000                                 10%

Wesley F. Whiting
Secretary & Treasurer             0                                        0%

Susan J. Cornman                  500,000                                 50%

Lawrence Deitler                  400,000                                 40%


All directors and executive       100,000                                 10%
officers as a group (2 persons)

Each principal shareholder has sole investment power and sole voting power over the shares.


Item 12 - Certain Relationships and Related Transactions
- --------------------------------------------------------

        There were no related party transactions during final year ended February 28, 2002.

Item 13 - Exhibits and Reports on Form 8-K
- -------------------------------------------

(a)      Exhibits

         SK# 99.14 Sarbanes Oxely Certification

(b)     Reports on Form 8-K

           None.
                                      -21-

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              S.D.E. HOLDINGS 2, INC.



Date:  January 21, 2003                         By: /s/Scott Deitler
                                                 -------------------------
                                                 Scott Deitler, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 21, 2002                  By: /s/Scott Deitler
       --------------                  ----------------------------------------
                                       Scott Deitler, President and Director

Date:  January 21, 2003                  By:Wesley F. Whiting
       ---------------                 ----------------------------------------
                                       Wesley F. Whiting, Director

                            S. D. E. HOLDINGS 2, INC.

                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended February 28, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
S.D.E. Holdings 2, Inc.
Boulder, CO

We have audited the accompanying balance sheets of S.D.E. Holdings 2, Inc., (a development stage company), as of February 28, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2002 and 2001, and for the period from January 19, 2000 (inception) to February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S.D.E. Holdings 2, Inc., (a development stage company) as of February 28, 2002 and 2001, and the results of their operations and their cash flows for the year ended February 28, 2002 and 2001, and the period January 19, 2000 (inception) to February 28, 2002, in conformity with accounting principles generally accepted in the United States.

The financial statements for the period ended February 29, 2000 and the period January 19, 2000 (inception) to February 29, 2000, were audited by other accountants, whose report dated March 10, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 5 to the financial statements the Company is in the development stage, and will require funds from profitable operations, from borrowings, or from sale of equity securities to execute its business plan. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Michael Johnson & Co., LLC
Denver, Colorado
May 4, 2002

/s/Michael Johnson & Co., LLC



                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                                 Balance Sheets




                                                                                    February 28,             February 29,
                                                                               2002             2001             2000
                                                                               ----             ----             ----

ASSETS;

Current Assets:
    Cash                                                                         $ -              $   651           $ 986
                                                                                --------          -------         -------
        Total Current Assets                                                       -                  651             986
                                                                                --------          -------         -------
TOTAL ASSETS                                                                     $ -              $   651           $ 986
                                                                                ========          ========        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts Payable - Related Party                                             $ 2,220          $ 2,220         $ 2,220
                                                                                --------          -------         -------
        Total Current Liabilities                                                  2,220            2,220           2,220
                                                                                --------          -------         -------
Stockholders' Deficit:
    Common stock, $.001 par value, 25,000,000 shares
        authorized, 1,000,000 shares issued and outstanding                        1,000            1,000           1,000
    Deficit accumulated during the
      development stage                                                           (3,220)          (2,569)         (2,234)
                                                                                --------          --------         -------
        Total Stockholders' Deficit                                               (2,220)          (1,569)         (1,234)
                                                                                --------          --------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ -              $   651           $ 986
                                                                                ========          ========         =======

The accompanying notes are an integral part of these financial statements.



                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                            Statements of Operations



                                                                                                                January 19,
                                                                                              Period               2000
                                                           Year Ended                          Ended           (Inception) to
                                                            February 28,                    February 29,        February 28,
                                                      2002                2001                 2000                2002
                                                      ----                ----                 ----                ----

Revenue:
    Revenue                                            $ -                 $ -                  $-                 $ -
                                                 ---------           -----------            ------            --------
Total Income                                             -                   -                   -                   -
                                                 ---------           -----------            ------            --------
Operating Expenses
    General and Administrative                         651               2,349                 220               3,220
                                                 ---------           -----------            ------            --------
Total Expenses                                         651               2,349                 220               3,220
                                                 ---------           -----------            ------            --------
Net Loss                                            $ (651)           $ (2,349)             $ (220)           $ (3,220)
                                                 =========           ===========            ======            ========
Per Share Information:

Weighted average number
    of common shares outstanding                 1,000,000           1,000,000              83,333
                                                 ---------           -----------            ------
Net Gain (Loss) per common share                       *                   *                    *

* Less than $.01


The accompanying notes are an integral part of these financial statements.



                            S.D.E. HOLDINGS 2, INC.
                         (A Devleopment Stage Company)
                         Stockholders' Equity (Deficit)
                               February 28, 2002



                                                                                                          Deficit
                                                       COMMON STOCKS                 Additional        Accum. During         Total
                                                                                      Paid-In           Development    Stockholders'
                                               # of Shares          Amount            Capital              Stage            Equity
                                               -----------          ------            -------              -----            ------


Balance - January 19, 2000                                 -              $ -                $ -                  $ -         $ -

Issuance for cash 2/21/00                          1,000,000            1,000                  -                    -         1,000

Loss for Period                                            -                -                  -                 (220)         (220)
                                                   ---------          ----------             ---             --------      ---------
Balance -  February 29, 2000                       1,000,000            1,000                  -                 (220)          780
                                                   ---------          ----------             ---             --------      ---------
Loss for year                                              -                -                  -               (2,349)       (2,349)
                                                   ---------          ----------             ---             --------      ---------
Balance -  February 28, 2001                       1,000,000            1,000                  -               (2,569)       (1,569)
                                                   ---------          ----------             ---             --------      ---------
Loss for year                                              -                -                  -                 (651)         (651)
                                                   ---------          ----------             ---             --------      ---------
Balance -  February 28, 2002                       1,000,000          $ 1,000                $ -             $ (3,220)     $ (2,220)
                                                   =========          ==========             ===             ========      =========

The accompanying notes are an integral part of these financial statements.



                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow

                                Indirect Method


                                                                                                                         January 19,
                                                                                                        Period              2000
                                                                     Year Ended                         Ended         (Inception) to
                                                                    February 28,                       February 29,     February 28,
                                                                      2002             2001              2000               2002
                                                                      ----             ----              ----               ----

Cash Flows from Operating Activities:

     Net Loss                                                        $ (651)         $ (2,349)        $ (220)         $(3,220)
      Increase in Accounts payable                                        -             2,014            206            2,220
                                                                     -----------     --------         ------          -------
Net Cash Used by Operating Activities                                  (651)             (335)           (14)          (1,000)
                                                                     -----------     --------         ------          -------
Cash Flows from Financing Activities:

Issuance of common stock                                                  -                -           1,000            1,000
                                                                     -----------     --------         ------          -------
Net Cash Provided by Financing Activities                                 -                -           1,000            1,000
                                                                     -----------     --------         ------          -------
Net Increase in Cash & Cash Equivalents                                (651)             (335)           986                -

Beginning Cash & Cash Equivalents                                       651               986              -                -
                                                                     -----------     --------         ------          --------
Ending Cash & Cash Equivalents                                         $ -              $ 651          $ 986              $ -
                                                                     ===========     ========         ======          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                            $ -              $ -              $ -              $ -
                                                                     ===========     ========         ======          ========
     Cash paid for Income Taxes                                        $ -              $ -              $ -              $ -

                                                                     ===========     ========         ======          ========

The accompanying notes are an integral part of these financial statements.

                             S.D.E. HOLDINGS 2, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2002


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

S.D.E. Holdings 2, Inc. (the "Company"), (a development stage company), was organized under the laws of the State of Nevada on January 19, 2000. The Company is in the development stages and was organized for the purpose of raising capital. The fiscal year end is the last day of February.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                             S.D.E. HOLDINGS 2, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2002



Note 1 - Organization and Summary of Significant Accounting Policies (Cont):


Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.


Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                     $      2,234
         Valuation allowance                                        (2,234)
                                                               --------------
         Net deferred tax assets                              $          0
                                                               ===============

At February 28, 2002, the Company had net operating loss carryforwards of approximately $2,234 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 25,000,000 shares of common stock at $.001 par value. During the period ended February 28, 2002, the Company issued no shares of common stock.

                             S.D.E. HOLDINGS 2, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2002



Note 4 - Segment Information:

S.D.E. Holdings 2, Inc. operates primarily in a single operating segment, the capital raising business.

Note 5 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no assets, generated no revenues and has an accumulated deficit at February 28, 2002 of $2,234.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.