Form 10QSB
period 2002-08-31
S D E HOLDINGS 2 INC
filed 2003-02-04
CIK 1110282

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: August 31, 2002

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

Yes X  No

As of August 31, 2002 1,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                              SDE HOLDINGS 2, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (UNAUDITED)

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


We have reviewed the accompanying balance sheet of SDE Holdings 2, Inc. (a development stage company) for August 31, 2002 and the related statement of operations for the three and six-months ended August 31, 2002 and 2001 and the period from January 19, 2000 (inception) to August 31, 2002, and cash flows for the six-months ended August 31, 2002 and 2001 and the period from January 19, 2000 (inception) to August 31, 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended August 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of February 28, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
November 20, 2002
/s/Michael Johnson & Co., LLC



                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)




                                                                                August 31,                February 28,
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
                                                                             ==================         ==================


See Accountant's Review Report


                                                                                                              January 19, 2000
                                             Three-Months Ended                 Six-Months Ended               (Inception) to
                                                 August 31,                         August 31,                    August 31,
                                            2002             2001             2002              2001                2002
                                            ----             ----             ----              ----                ----


Revenue
   Revenue                                   $ -              $ -              $ -               $ -                   $ -
                                       ---------        ---------        ---------         ---------              --------
Total Income                                   -                -                -                 -                     -

Operating Expenses
    General and Administrative                 -                -                -                 -                 3,220
                                       ---------        ---------        ---------         ---------              --------
Total Expenses                                 -                -                -                 -                 3,220
                                       ---------        ---------        ---------         ---------              --------
Net Loss From Operations                       -                -                -                 -                (3,220)
                                       ---------        ---------        ---------         ---------              --------
Other Income
   Interest Income                             -                -                -                 -                     -
                                       ---------        ---------        ---------         ---------              --------
Net Loss                                     $ -              $ -              $ -               $ -              $ (3,220)
                                       =========        =========        =========         =========              ========
Per Share Information:

   Weighted average number of
     common shares outstanding         1,000,000        1,000,000        1,000,000         1,000,000
                                       ---------        ---------        ---------         ---------
Net Loss per Common Share                 *                *                *                 *
                                       =========        =========        =========         ==========

*Less than $.01

See Accountant's Review Report


                            S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                August 31, 2002
                                  (Unaudited)




                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                        Additonal         During the
                                                    Common Stock                         Paid-In         Development
                                                   # of Shares        Amount             Capital            Stage            Totals
                                                   -----------        ------             -------            -----            ------


Balance - January 19, 2000                                 -              $ -                $ -                $ -             $ -

Issuance for cash February 21, 2000                1,000,000            1,000                  -                  -           1,000

Net Loss for Period                                        -                -                  -               (220)           (220)
                                                   ---------          -------            -------           --------        ---------
Balance - February 29, 2000                        1,000,000            1,000                  -               (220)            780
                                                   ---------          -------            -------           --------        ---------
Net Loss for year                                          -                -                  -             (2,349)         (2,349)
                                                   ---------          -------            -------           --------        ---------
Balance - February 28, 2001                        1,000,000            1,000                  -             (2,569)         (1,569)
                                                   ---------          -------            -------           --------        ---------
Net Loss for year                                          -                -                  -               (651)           (651)
                                                   ---------          -------            -------           --------        ---------
Balance - February 28, 2002                        1,000,000            1,000                  -             (3,220)         (2,220)
                                                   ---------          -------            -------           --------        ---------
Net Loss for Period                                        -                -                  -                  -                -
                                                   ---------          -------            -------           --------        ---------
Balance - August 31, 2002                          1,000,000          $ 1,000                $ -           $ (3,220)       $ (2,220)
                                                   =========          =======            =======           ========        =========

See Accountant's Review Report


                             S.D.E. HOLDINGS 2, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                                                              January 19, 2000
                                                                              Six-Months Ended                  (Inception) to
                                                                                  August 31,                     August 31,
                                                                             2002              2001                 2002
                                                                             ----              ----                 ----

Cash Flows from Operating Activities:
Net Loss                                                                    $ -                $ -                $ (3,220)
Increase in Accounts Payable                                                  -                  -                   2,220
                                                                           -----             -----                --------
Net Cash Flows Used by Operating Activities                                   -                  -                  (1,000)
                                                                           -----             -----                --------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                                   -                  -                   1,000
                                                                           -----             -----                --------
Net Cash Flows Provided by Financing Activities                               -                  -                   1,000
                                                                           -----             -----                --------
Net Increase (Decrease) in Cash                                               -                  -                       -
                                                                           -----             -----                --------
Cash and cash equivalents - Beginning of period                               -                  -                       -
                                                                           -----             -----                --------
Cash and cash equivalents - End of period                                   $ -                $ -                     $ -
                                                                           =====             =====                ========


Supplemental Disclosure of Cash Flow Information
      Cash paid for Interest                                                $ -                $ -                     $ -
                                                                           =====             =====                ========
      Cash paid for Income Taxes                                            $ -                $ -                     $ -
                                                                           =====             =====                ========

See Accountant's Review Report

                              SDE HOLDINGS 2, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                 August 31, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of SDE Holdings 2, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2002 and the results of operations for the three and six-months ended August 31, 2002 and 2001 and the period from January 19, 2000 (inception) to August 31, 2002, and cash flows for the six-months ended August 31, 2002 and 2001 and the period from January 19, 2000 (inception) to August 31, 2002. Interim results are not necessarily indicative of results for a full year.

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

Results of Operation for the Three Month Period Ended August 31, 2002 compared to same period in 2001.
--------------------------------------------------------------------------------

     The company had no revenues or operations in the quarter in 2002 nor 2001. The company incurred no expenses in the quarter in 2002 or 2001.

Results of Operations for the Six Month Period Ended August 31, 2002 compared to same period in 2001.
- - ----------------------------------------------------------------------------

     The Company had no operations or revenues for the six month period ended August 31, in 2002 or 2001. The Company incurred no general and administrative expenses in the period in 2002 in or 2001. The Company had no loss in the period in 2002 or 2001. The loss per share was none in the period in 2002 or in 2001.

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

     (b) Liquidity and Capital Resources. At August 31, 2002, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     S.D.E. Holdings 2, Inc.


Date: January 28, 2003
                                                   /s/Scott Deitler
                                                    ------------------
                                                    Scott Deitler, President